Form 10-Q
period 1995-08-30
OSMIC INC
filed 1995-11-14
CIK 784571

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended                          SEPTEMBER 30, 1995

                                OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to


               Commission file number        0-15198



                             Osmic, Inc.

          (Exact name of registrant as specified in its charter)

            DELAWARE                                       38-2640630
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

     1788 NORTHWOOD, TROY, MICHIGAN                           48084
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code        (810) 362-1290


Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [X]    No

     As of October 31, 1995 there were 1,970,894 shares of Common Stock outstanding.

                              Osmic, Inc.
                       STATEMENTS OF OPERATIONS
                             (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                        1995            1994
Net product sales                                    $ 605,350       $ 301,580
Cost of products sold                                  228,825          90,460
 Gross profit                                          376,525         211,120

Other operating revenue:
 Revenue from business agreements                        -              27,565
 Other revenue                                          14,300          25,293
    Total other operating revenue                       14,300          52,858

Operating expenses:
 Cost of revenues from business agreements               -             27,565
 Direct product development and research                87,572        134,782
 Patent fees and expenses                               12,265         10,994
 Selling, general & administrative                     155,582        117,562
    Total operating expenses                           255,419        290,903

Operating income (loss)                                135,406        (26,925)

Interest income                                          8,955           -

Income (loss) before income taxes                      144,361        (26,925)

Provision for income taxes                              58,000           -


Net income (loss)                                     $ 96,361       $(26,925)


Net income (loss) per common share                    $   0.04       $  (0.01)


See notes to financial statements.

                           Osmic, Inc.
                          BALANCE SHEETS

                                                  September 30,      June 30,
                                                     1995             1995
                                                          (Unaudited)
       ASSETS
Current assets:
  Cash and cash equivalents                        $  881,092      $  879,922
  Accounts receivable                                 384,024         355,275
  Inventories                                         130,366         163,153
  Prepaid expenses and other current assets              -              3,150
    Total current assets                            1,395,482       1,401,500

Other assets                                           54,999          60,000
Net property and equipment                            132,169          86,310

                                                                   $1,582,650
      $1,547,810

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses           $  241,869       $  243,311
  Accrued compensation                                54,767          134,846
    Total current liabilities                        296,636          378,157

Stockholders' equity:
  Preferred stock, no par value                         -                -
  Common stock, par value $.01 per share              19,709           19,709
  Additional paid-in capital                         755,632          755,632
  Retained earnings                                  510,673          394,312
       Total stockholders' equity                  1,286,014        1,169,653

                                                  $1,582,650       $1,547,810


See notes to financial statements.

                                Osmic, Inc.
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                               Three Months Ended September 30,
                                                        1995        1994
Operating activities:
 Net income (loss)                                   $  86,361      $ (26,925)
 Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation and amortization                        13,554         22,241
   Gain on sale of capital equipment                   (14,300)           -
 Changes in working capital:
   Accounts receivable                                 (28,749)       182,495
   Inventories                                          32,787         15,992
   Prepaid expenses and other current assets             3,150         (4,752)
   Accounts payable                                     (1,442)       (72,165)
   Accrued compensation                                (80,079)        (7,474)

Net cash provided by operations                         11,282        109,412

Investing activities:
 Purchases of capital equipment                        (54,412)          -
 Proceeds from sale of capital equipment                14,300           -

Net cash (used in) investing activities                (40,112)          -

Financing activities:
 Benefit of NOL carryforward                            30,000           -

Net cash provided by financing activities               30,000           -

Increase in cash and cash equivalents                    1,170        109,412

Cash and cash equivalents at beginning of period       879,922        304,332

Cash and cash equivalents at end of period          $  881,092     $  413,744

Supplemental disclosures of cash flow information:
   Cash equivalents:
     Cash equivalents consists of investments in short-term, highly-liquid securities having a maturity of three months or less from date of acquisition.

See notes to financial statements.

             NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 1995

Basis of Presentation

        Information for the three months ended September 30, 1995 and 1994 is unaudited but includes all adjustments which Osmic, Inc. ("Osmic") considers necessary for a fair presentation of financial condition, cash flows and results of operations.

        In accordance with the instructions for the completion of the Quarterly Report on Form 10-Q, certain information and footnotes necessary to comply with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with Osmic's 1995 Annual Report on Form 10-K which contains a summary of Osmic's accounting principles and other footnote information.

Revenue Recognition

        Revenues from product sales are recognized upon shipment of the product. Revenues from business agreements which are on a cost-plus basis are recognized in accordance with the terms of the agreement. Revenues from other business agreements are accounted for on a percentage of completion basis; if there are losses, Osmic records losses at the time such losses become apparent. All costs incurred by Osmic in connection with its performance under these agreements are recorded in Osmic's financial statements as cost of revenues from business agreements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

        As of September 30, 1995, Osmic had working capital of approximately $1,099,000 including cash and cash equivalents of approximately $881,000.

Results of Operations

Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994

        The turnaround from a net loss of $(26,925) for the three months ended September 30, 1994 compared to a net income of $86,361 for the three months ended September 30, 1995 was primarily a result of increased product sales.

        The increase in product sales from $301,580 in the three months ended September 30, 1994 to $605,350 in the three months ended September 30, 1995 was due to an increase in the number of units of X-ray dispersive mirrors sold to original equipment manufacturers and an approximate $115,000 increase in custom X-ray project sales.

        The revenue from business agreements of $27,565 during the three months ended September 30, 1994 was a result of an agreement for the development of the magnet technology which terminated in July 1994.

        The decrease in other revenues from $25,293 in the three months ended September 30, 1994 to $14,300 in the three months ended September 30, 1995 was due to a decrease in billings for various precision coating services performed for third parties offset by gains recognized from the sale of idle capital equipment.

        The increase in cost of product sales from $90,460 in the three months ended September 30, 1994 to $228,825 in the three months ended September 30, 1995 was the result of increased X-Ray product sales. The decrease in gross profit percentage from 70% to 62% for the respective periods is a result of increased custom X-ray product sales as a percentage of total product sales.

        The cost of revenue from business agreements of $27,565 for the three months ended September 30, 1994 was a result of an agreement for the development of the magnet technology which terminated in July 1994.

        The decrease in direct product development and research expense from $134,782 in the three months ended September 30, 1994 to $87,572 in the three months ended September 30, 1995 was due to more time needed to fulfill current and future order requirements versus research and also the suspension of the magnet program in fiscal year 1995.

        The increase in selling, general and administrative expenses from $117,562 in the three months ended September 30, 1994 to $155,582 in the three months ended September 30, 1995 was due to increases in advertising, travel and professional fees.

        The income tax provision of $58,000 for the three months ended September 30, 1995 is a result of the turnaround in the Company's profitability. The tax benefit associated with utilizing the Company's net operating loss carryforwards are reflected in the balance sheet as an increase in retained earnings. The balance sheet also reflects a current tax liability of $28,000.


                  PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        A.  EXHIBITS

           No exhibits are filed with this report.

        B.  REPORTS ON FORM 8-K

           No reports on Form 8-K were filed duuring the three months ended September 30, 1995.


                               SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Osmic, Inc.
                                            (Registrant)



Date: October 27, 1995                       By: /s/ Zvi Yaniv
                                             Zvi Yaniv
                                             Chairman of Board



                                             By:/s/ Wes L. Hardenburg
                                             Wes L. Hardenburg
                                             Chief Financial Officer