Form 10-Q/A
period 1995-09-30
OSMIC INC
filed 1996-02-06
CIK 784571

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q / A
(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the period ended SEPTEMBER 30, 1995
                     ------------------

                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------   ----------------------

                  Commission file number        0-15198
                                        --------------------


                                  Osmic, Inc.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                        38-2640630
-----------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


        1788 NORTHWOOD, TROY, MICHIGAN                  48084
-----------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (810) 362-1290
                                                  ---------------------------

-----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days.  Yes       .   No    X   .
                                              -------       -------
 As of October 31, 1995 there were 1,970,894 shares of Common Stock outstanding.

  Osmic, Inc is filing this amendment to its Form 10-Q for the period September 30, 1995 to incorporate the Company's Financial Data Schedule required as per Rule 601(c) of Regulation S-K and Regulation S-B and Rule 401 of Regulation S-T. The Financial Data Schedule was inadvertantly overlooked by the Company in its initial EDGAR filing. Therefore, the following information is being amended with this report.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6.      Exhibits and Reports on Form 8-K
-------      --------------------------------

     A.      EXHIBITS

             Exhibit Number 27 - Financial Data Schedule is filed with this report.


                                   SIGNATURES
                                   ----------

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Osmic, Inc.
                                       ----------------------------
                                              (Registrant)



Date: February 1, 1996
                                       By: /s/ Joseph Ben-Gal
                                           ------------------------
                                           Joseph Ben-Gal
                                           Chairman of Board



                                       By: /s/ Wes L. Hardenburg
                                           ------------------------
                                           Wes L. Hardenburg
                                           Chief Financial Officer

                                EXHIBIT INDEX


EXHIBIT NO.                      DESCRIPTION                     PAGE NO.
-----------                      -----------                     --------

     27                    Financial Data Schedule