Form 10-Q
period 1995-12-31
OSMIC INC
filed 1996-02-06
CIK 784571

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended                          DECEMBER 31, 1995
                     --------------------------------------------------------
                                                     OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ----------------------- to --------------------

                             Commission file number        0-15198
                                                   ---------------------

                                  Osmic, Inc.
------------------------------------------------------------------------------

           (Exact name of registrant as specified in its charter)

               DELAWARE                          38-2640630
------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)               Identification No.)

         1788 NORTHWOOD, TROY, MICHIGAN            48084
------------------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code  (810) 362-1290
                                                  ----------------------------


------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days.  Yes      .   No   X  .
                                              ------      ------
     As of January 31, 1996 there were 1,970,894 shares of Common Stock outstanding.

                                  Osmic, Inc.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)


                                     Three Months Ended             Six Months Ended
                                        December 31,                   December 31,
                                        -------------                --------------
                                     1995         1994                1995         1994
                                     ----         ----                ----         ----
Net product sales               $ 790,655    $  572,230             $1,396,005    $ 873,810
Cost of products sold             246,202       180,549                475,027      271,009
                                ---------    ----------             ----------    ---------
  Gross profit                    544,453       391,681                920,978      602,801

Other operating revenue:
  Revenue from business
    agreements                     21,092        54,000                 21,092       81,565
  Other revenue                       325        18,624                 14,625       43,917
                                ---------    ----------             ----------    ---------
     Total other operating
        revenue                    21,417        72,624                 35,717      125,482

Operating expenses:
  Cost of revenues from
    business agreements            12,534        35,970                 12,534       63,535
  Direct product development
    and research                   74,298       147,902                161,870      282,684
  Patent fees and expenses         16,380        13,376                 28,645       24,370
  Selling, general &
    administrative                163,579       196,743                319,161      314,305
                                ---------    ----------             ----------    ---------
     Total operating expenses     266,791       393,991                522,210      684,894
                                ---------    ----------             ----------    ---------

Operating income                  299,079        70,314                434,485       43,389

Interest income                    10,342           -                   19,297         -
                                ---------    ----------             ----------    ---------

Income before income taxes        309,421        70,314                453,782       43,389

Provision for income taxes        124,000        14,750                182,000       14,750
                                ---------    ----------             ----------    ---------


Net income                      $ 185,421    $   55,564             $  271,782    $  28,639
                                =========    ==========             ==========    =========


Net income per common share     $    0.09    $     0.03             $     0.14    $    0.01
                                =========    ==========             ==========    =========



See notes to financial statements.

                                  Osmic, Inc.
                                 BALANCE SHEETS


                                                                       December 31,           June 30,
                                                                           1995                 1995
                                                                       ------------          ----------
                                                                        (Unaudited)
                    ASSETS
Current assets:
    Cash and cash equivalents                                          $1,071,352           $  879,922
    Accounts receivable                                                   637,121              355,275
    Inventories                                                           182,116              163,153
    Prepaid expenses and other current assets                               4,639                3,150
                                                                       ----------           ----------

         Total current assets                                           1,895,228            1,401,500

Net property and equipment                                                234,566               86,310
Other assets                                                               49,999               60,000
                                                                       ----------           ----------
                                                                       $2,179,793           $1,547,810
                                                                       ==========           ==========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                              $  339,373           $  243,311
    Accrued compensation                                                   77,341              134,846
    Deferred revenue                                                      261,644                 -
                                                                       ----------           ----------

         Total current liabilities                                        678,358              378,157

Stockholders' equity:
    Preferred stock, no par value                                            -                    -
    Common stock, par value $.01 per share                                 19,709               19,709
    Additional paid-in capital                                            755,632              755,632
    Retained earnings                                                     726,094              394,312
                                                                       ----------           ----------

         Total stockholders' equity
                                                                        1,501,435            1,169,653
                                                                       ----------           ----------

                                                                       $2,179,793           $1,547,810
                                                                       ==========           ==========

See notes to financial statements.

                                  Osmic, Inc.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 Six Months Ended December 31,
                                                                 -----------------------------
                                                                      1995                1994
                                                                      ----                ----
Operating activities:
 Net income                                                        $271,782           $   28,639
 Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                                  26,874               44,481
      Gain on sale of capital equipment                             (14,300)                  --
 Changes in working capital other than debt:
      Accounts receivable                                          (281,846)              83,293
      Inventories                                                   (18,963)              28,608
      Prepaid expenses and other current assets                      (1,489)              (3,037)
      Accounts payable                                               96,062              (66,214)
      Accrued compensation                                          (57,505)              66,938
      Deferred revenue                                              261,644                   --
                                                                 ----------           ----------
Net cash provided by operations                                     282,259              182,708
                                                                 ----------           ----------

Investing activities:
   Purchases of capital equipment                                  (165,129)                  --
   Proceeds from sales of capital equipment                          14,300                   --
                                                                 ----------           ----------
Net cash (used in) investing activities                            (150,829)                  --
                                                                 ----------           ----------

Financing activities:
   Tax benefit of net operating loss carryforward                    60,000               14,750
   Preferred stock exchange                                              --          (14,875,353)
   Common stock issued                                                   --                5,509
   Additional paid-in-capital reduction                                  --           (8,434,999)
   Accumulated deficit reclassification,
      pursuant to quasi-reorganization                                   --           23,304,843
                                                                 ----------           ----------
Net cash provided by financing activities                            60,000               14,750
                                                                 ----------           ----------

Increase in cash and cash equivalents                               191,430              197,458
Cash and cash equivalents at beginning of period                    879,922              304,332
                                                                 ----------           ----------

Cash and cash equivalents at end of period                       $1,071,352           $  501,790
                                                                 ==========           ==========

Supplemental disclosures of cash flow information:
   Cash equivalents - Cash equivalents consists of investments in short-term, highly-liquid securities having a maturity of three months or less from date of acquisition.

See notes to financial statements.

               NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 1995

NOTE A - Basis of Presentation

     Information for the three and six months ended December 31, 1995 and 1994 is unaudited but includes all adjustments which Osmic, Inc. ("Osmic") considers necessary for a fair presentation of financial condition, cash flows and results of operations.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     As of December 31, 1995, Osmic had working capital of approximately $1,217,000 including cash and cash investments of approximately $1,071,000. Deferred revenue as of December 31, 1995 of approximately $262,000 consists primarily of advance payments received from customers for product scheduled to be delivered during March 1996.

     The Company has signed a preliminary memorandum agreement with a third party for the commercialization of its permanent magnet technology. This agreement if finalized and effectuated, would provide the Company with a net upfront payment of $500,000 over two years and a continuous presence in the permanent magnet industry. However, no assurance can be given that such a final agreement will be effectuated.

Results of Operations

Three Months Ended December 31, 1995 Compared to Three Months Ended December 31, 1994

     The increase in net income for the three months ended December 31, 1994 compared to the three months ended December 31, 1995, $55,564 and $185,421 respectively, was primarily a result of increased product sales.

     The increase in product sales from $572,230 in the three months ended December 31, 1994 to $790,655 in the three months ended December 31, 1995 was due to an increase in the number of units of X-ray dispersive mirrors sold to original equipment manufacturers.

     Revenue from business agreements decreased from $54,000 during the three months ended December 31, 1994 to $21,082 for the three months ended December 31, 1995 principally as a result of completing a SBIR Phase I contract with the Department of Commerce in fiscal year 1995 as compared to commencing work in fiscal year 1996 on the Phase II contract also with the Department of Commerce.

     The increase in cost of product sales from $180,549 in the three months ended December 31, 1994 to $246,202 in the three months ended December 31, 1995 was the result of increased X-Ray product sales. Gross profit as a percentage of sales remained steady at 68% and 69% for the respective periods.

     The cost of revenue from business agreements decreased from $35,970 for the three months ended December 31, 1994 to $12,534 for the three months ended December 31, 1995 as a result of reduced revenues from business agreements.

     The decrease in direct product development and research expense from $147,902 in the three months ended December 31, 1994 to $74,298 in the three months ended December 31, 1995 was due to the suspension of the magnet development program in fiscal year 1995 coupled with more time and effort expended to fulfill current and future order requirements versus research.

     The decrease in selling, general and administrative expenses from $196,743 in the three months ended December 31, 1994 to $163,579 in the three months ended December 31, 1995 was principally due to a reduction in the expense associated with the Company's non-employee directors stock plan.

     The income tax provision of $14,750 and $124,000 for the respective periods is a result of increased profitability and utilizing the effective federal and state income tax rates. The tax benefit associated with utilizing the Company's net operating loss carryforwards are reflected in the balance sheet as an increase in retained earnings.

Six Months Ended December 31, 1995 Compared to Six Months Ended December 31,
1994

     The increase in net income for the six months ended December 31, 1994 compared to the six months ended December 31, 1995, $28,639 and $271,782 respectively, was primarily a result of increased product sales.

     The increase in product sales from $873,810 in the six months ended December 31, 1994 to $1,396,005 in the six months ended December 31, 1995 was due to an increase in the number of units of X-ray dispersive mirrors sold to original equipment manufacturers and an approximate $116,000 increase in custom project sales.

     Revenue from business agreements decreased from $81,565 for the six months ended December 31, 1994 to $21,082 for the six months ended December 31, 1995 as a result of completing an agreement for the development of the magnet technology and a SBIR Phase I contract in fiscal year 1995 compared to commending work on a SBIR Phase II contract in fiscal year 1996.

     The increase in cost of product sales from $271,009 in the six months ended December 31, 1994 to $475,027 in the six months ended December 31, 1995 was the result of increased X-Ray product sales. The decrease in gross profit percentage from 69% to 66% for the respective periods is a result of increased custom product sales as a percentage of total product sales.

     The cost of revenue from business agreements decreased from $63,535 for the six months ended December 31, 1994 to $12,534 for the six months ended December 31, 1995 as a result of reduced revenue from business agreements.

      The decrease in direct product development and research expense from $282,684 in the six months ended December 31, 1994 to $161,870 in the six months ended December 31, 1995 was due to the suspension of the magnet development program in fiscal year 1995 coupled with more time and effort allocated to complete current and future order requirements versus research.

      Selling, general and administrative expenses remained virtually unchanged with $314,305 in expenses for the six months ended December 31, 1994 and $319,161 in expenses for the six months ended December 31, 1995.

      The income tax provision of $14,750 and $182,000 for the respective periods is a result of increased profitability and utilizing the effective federal and state income tax rates. The tax benefit associated with utilizing the Company's net operating loss carryforwards are reflected in the balance sheet as an increase in retained earnings.

                          PART II - OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Stockholders

      Following is a tabulation of the proposal submitted to security holders for a vote at a Special Meeting of Stockholders held on December 21, 1995.

      Proposal - Election of Directors

           Nominee                      For            Against               Abstain
           Joseph Ben-Gal         1,811,214.46              0                     0
           Joel Domino            1,811,214.46              0                     0
           Emil Strumban          1,811,214.46              0                     0



Item 6.   Exhibits and Reports on Form 8-K

      A.  EXHIBITS

          Exhibit Number 27 - Financial Data Schedule is filed with this report.

      B.  REPORTS ON FORM 8-K

          None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Osmic, Inc.
                                          ---------------------------
                                            (Registrant)



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