Form 10-Q
period 1996-03-31
OSMIC INC
filed 1996-05-09
CIK 784571

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934


For the period ended             MARCH 31, 1996
                    ------------------------------------------------------
                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  --------------------

                           Commission file number     0-15198
                                                  -----------------

                                 Osmic, Inc.
- ----------------------------------------------------------------------------

           (Exact name of registrant as specified in its charter)

     DELAWARE                                       38-2640630
- ----------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

     1788 NORTHWOOD, TROY, MICHIGAN                         48084
- ----------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (810)   362-1290
                                                  --------------------------

- ----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   .   No       .
                                               ------       ------

     As of April 15, 1996 there were 1,970,894 shares of Common Stock outstanding.

                                  Osmic, Inc.
                              STATEMENTS OF INCOME
                                  (Unaudited)


                                              Three Months Ended          Nine Months Ended
                                                   March 31,                 March 31,
                                             --------------------      ----------------------
                                                1996       1995           1996         1995
                                             ---------  ---------      ----------   ----------
Net product sales                            $ 706,303  $ 692,575     $2,102,308    $1,566,385
Cost of products sold                          276,610    224,053        751,637       495,062
                                             ---------  ---------     ----------    ----------
  Gross profit                                 429,693    468,522      1,350,671     1,071,323

Other operating revenue:
  Revenue from business agreements             160,939     25,000        182,031       106,565
  Other revenue                                  4,100     20,947         18,725        64,864
                                             ---------  ---------     ----------    ----------
     Total other operating revenue             165,039     45,947        200,756       171,429

Operating expenses:
  Cost of revenues from business agreements     80,788     13,315         93,322        76,850
  Direct product development and research       80,638     84,066        242,508       366,750
  Patent fees and expenses                      28,600     12,181         57,245        36,551
  Selling, general & administrative            178,701    184,001        497,862       498,306
                                             ---------  ---------     ----------    ----------
    Total operating expenses                   368,727    293,563        890,937       978,457
                                             ---------  ---------     ----------    ----------

Operating income                               226,005    220,906        660,490       264,925

Interest income                                 11,994      4,837         31,291         4,837
                                             ---------  ---------     ----------    ----------

Income before income taxes                     237,999    225,743        691,781       269,132

Provision for income taxes                      95,000     76,750        277,000        91,500
                                             ---------  ---------     ----------    ----------


Net income                                   $ 142,999  $ 148,993      $ 414,781     $ 177,632
                                             =========  =========      =========     =========

Net income per common share                  $    0.07  $    0.08      $    0.21     $    0.09
                                             =========  =========      =========     =========

Weighted Average Number
  of Shares Outstanding                      1,970,894  1,970,894      1,970,894     1,961,353
                                             =========  =========      =========     =========


See notes to financial statements.

                                 Osmic, Inc.
                            CONDENSED BALANCE SHEETS



                                                    March 31,      June 30,
                                                      1996           1995
                                                    ------------   ----------
                                                     (Unaudited)
        ASSETS
Current assets:
  Cash and cash equivalents                          $ 1,151,522    $  879,922
  Accounts receivable                                    617,948       355,275
  Inventories                                            357,302       163,153
  Prepaid expenses and other current assets                6,382         3,150
                                                     -----------    ----------
    Total current assets                               2,133,154     1,401,500

Net property and equipment                               322,178        86,310
Other assets                                              45,000        60,000
                                                     -----------    ----------

                                                     $ 2,500,332   $ 1,547,810
                                                     ===========   ===========


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses              $   523,952   $   243,311
  Accrued compensation                                    95,933       134,846
  Deferred revenue                                       206,013           -
                                                     -----------    ----------

    Total current liabilities                            825,898       378,157

Stockholders' equity:
  Preferred stock, no par value                              -            -
  Common stock, par value $.01 per share                  19,709        19,709
  Additional paid-in capital                             755,632       755,632
  Retained earnings                                      899,093       394,312
                                                     -----------    ----------

    Total stockholders' equity                         1,674,434     1,169,653
                                                     -----------    ----------

                                                     $ 2,500,332   $ 1,547,810
                                                     ===========   ===========



See notes to financial statements.

                                 Osmic, Inc.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Nine Months Ended March 31,
                                                 --------------------------
                                                       1996              1995
                                                       ----              ----
  Operating activities:
  Net income                                          $ 414,781       $ 177,632
  Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                    37,855          58,665
        Gain on sale of capital equipment               (14,300)           -
  Changes in working capital other than debt:
        Accounts receivable                            (262,673)        (35,404)
        Inventories                                    (194,149)         66,557
        Prepaid expenses and other current assets        (3,232)         (3,713)
        Accounts payable                                280,641         (12,657)
        Accrued compensation                            (38,913)         82,857
        Deferred revenue                                206,013            -
                                                     ----------      ----------
  Net cash provided by operations                       426,023         333,937
                                                     ----------      ----------


  Investing activities:
     Purchases of capital equipment                    (258,723)         (9,049)
     Proceeds from sales of capital equipment            14,300              -
                                                     ----------      ----------
  Net cash (used in) investing activities              (244,423)         (9,049)
                                                     ----------      ----------


  Financing activities:
     Tax benefit of net operating loss carryforward      90,000          91,500
     Preferred stock exchange                              -        (14,875,353)
     Common stock issued                                   -              5,509
     Additional paid-in-capital reduction                  -         (8,434,999)
     Accumulated deficit reclassification,
        pursuant to quasi-reorganization                   -         23,304,843
                                                     ----------      ----------
  Net cash provided by financing activities              90,000         119,836
                                                     ----------      ----------


  Increase in cash and cash equivalents                 271,600         444,724
  Cash and cash equivalents at beginning of period      879,922         304,332
                                                     ----------      ----------

  Cash and cash equivalents at end of period         $1,151,522      $  749,056
                                                     ==========      ==========


Supplemental disclosures of cash flow information:
   Cash equivalents - Cash equivalents consists of investments in short-term, highly-liquid securities having a maturity of three months or less from date of acquisition.

See notes to financial statements.

                NOTES TO FINANCIAL STATEMENTS - MARCH 31, 1996

NOTE A - Basis of Presentation

     Information for the three and nine months ended March 31, 1996 and 1995 is unaudited but includes all adjustments which Osmic, Inc. ("Osmic") considers necessary for a fair presentation of financial condition, cash flows and results of operations.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     As of March 31, 1996, Osmic had working capital of approximately $1,307,000 including cash and cash investments of approximately $1,152,000. Deferred revenue as of March 31, 1996 of approximately $206,000 consists primarily of advance payments received from customers for product scheduled to be delivered during May 1996.

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

     The Company is finalizing its evaluation of its available net operating loss carryforwards. During the fourth quarter any benefit associated with that analysis will be reflected as an adjustment to equity in accordance with Financial Accounting Standards No. 109.

Results of Operations

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

     The decrease in net income for the three months ended March 31, 1995 compared to the three months ended March 31, 1996, $148,993 and $142,999 respectively, was primarily a result of increased effective tax rate for the 1996 period.

     The increase in product sales from $692,575 in the three months ended March 31, 1995 to $706,303 in the three months ended March 31, 1996 was due to an increase in neutron product sales partially offset by reduced custom X-ray products.

     Revenue from business agreements increased from $25,000 during the three months ended March 31, 1995 to $160,939 for the three months ended March 31, 1996 principally as a result of completing a SBIR Phase I contract with the Department of Commerce in fiscal year 1995 as compared to commencing work in fiscal year 1996 on a Phase II contract also with the Department of Commerce and a Phase I with NASA. Additionally, during fiscal year 1996 the Company began providing consulting services to a third party with respect to its permanent magnet technology.

     The increase in cost of product sales from $224,053 in the three months ended March 31, 1995 to $276,610 in the three months ended March 31, 1996 was the result of increased neutron product sales. Gross profit as a percentage of sales decreased during the respective periods from 68% to 61% as a result of increased neutron product sales which have a lower gross margin than x-ray products.

     The cost of revenue from business agreements increased from $13,315 for the three months ended March 31, 1995 to $80,788 for the three months ended March 31, 1996 as a result of increased revenues from business agreements. Gross margin remained approximately the same at 46% and 49%, respectively.

     Direct product development and research expense remained relatively constant with $84,066 in expenses for the three months ended March 31, 1995 and $80,638 for the three months ended March 31, 1996.

     Selling, general and administrative expenses remained stable during the three month periods ended March 31, 1995 and 1996 at $184,001 and $178,701, respectively.

     The income tax provision of $76,750 and $95,000 for the respective periods is a result of increased profitability and utilizing the effective federal and state income tax rates. The tax benefit associated with utilizing the Company's net operating loss carryforwards are reflected in the balance sheet as an increase in retained earnings.

Nine Months Ended March 31, 1996 Compared to Nine Months Ended March 31, 1995

     The increase in net income for the nine months ended March 31, 1995 compared to the nine months ended March 31, 1996, $177,632 and $414,781 respectively, was primarily a result of increased product sales.

     The 34% increase in product sales from $1,566,385 in the nine months ended March 31, 1995 to $2,102,308 in the nine months ended March 31, 1996 was due to an increase in the number of units of X-ray dispersive mirrors sold to original equipment manufacturers and an approximate $159,000 increase in custom and neutron project sales.

     Revenue from business agreements increased from $106,565 for the nine months ended March 31, 1995 to $182,031 for the nine months ended March 31, 1996 as a result of completing an agreement for the development of the magnet technology and a SBIR Phase I contract in fiscal year 1995 compared to commencing work on SBIR Phase I and Phase II contracts in fiscal year 1996 along with a consulting services agreement related to the company magnet technology.

     The increase in cost of product sales from $495,062 in the nine months ended March 31, 1995 to $751,637 in the nine months ended March 31, 1996 was the result of increased product sales and the decrease in gross profit percentage from 68% to 64% for the respective periods. The reduced gross profit percentage is a result of increased custom and neutron product sales as a percentage of total product sales.

     The cost of revenue from business agreements increased from $76,850 for the nine months ended March 31, 1995 to $93,322 for the nine months ended March 31, 1996 as a result of increased revenue from business agreements. Gross margin increased from 27% to 48% during the respective periods as more profitable contracts were received during fiscal year 1996.

     The decrease in direct product development and research expense from $366,750 in the nine months ended March 31, 1995 to $242,508 in the nine months ended March 31, 1996 was due to the suspension of the magnet development program in fiscal year 1995 coupled with more time and effort being assigned to complete sales order requirements versus research and development.

     Selling, general and administrative expenses remained virtually unchanged with $498,306 in expenses for the nine months ended March 31, 1995 and $497,862 in expenses for the nine months ended March 31, 1996.

     The income tax provision of $91,500 and $277,000 for the respective periods is a result of increased profitability and utilizing the effective federal and state income tax rates. The tax benefit associated with utilizing the Company's net operating loss carryforwards are reflected in the balance sheet as an increase in retained earnings.

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


                                                    Osmic, Inc.
                                             --------------------------
                                                    (Registrant)



Date: May 6, 1996
                                             By: /s/ Joseph Ben-Gal
                                                -----------------------
                                                 Joseph Ben-Gal
                                                 Chairman of Board


                                            By: /s/ Wes L. Hardenburg
                                                -----------------------
                                                Wes L. Hardenburg
                                                Chief Financial Officer

                                EXHIBIT INDEX



Exhibit
  No.                         Description                              Page
- -------                       -----------                              ----
  27                          Financial Data Schedule
