Form 10-K405
period 1996-06-30
OSMIC INC
filed 1996-09-23
CIK 784571

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the fiscal year ended JUNE 30, 1996

                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from __________ to __________

                     Commission file number     0-15198

                                  Osmic, Inc.
- -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      DELAWARE                                               38-2640630
- ------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S.Employer
incorporation or organization)                             Identification No.)

 1788 NORTHWOOD, TROY, MICHIGAN                                  48084
- ------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

      Registrant's telephone number, including area code   (810) 362-1290

          Securities registered pursuant to Section 12(b) of the Act:

  Title of each class           Name of each exchange on which registered
  -------------------           -----------------------------------------
       None
     --------              ---------------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
- -------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     As of August 31, 1996 there were 1,970,894 shares of Common Stock outstanding.

     Portions of the registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders have been incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         Osmic, Inc. ("Osmic"), formerly Ovonic Synthetic Materials Company, Inc. is engaged in the research, development and production of synthetic materials products. Osmic was incorporated in 1985 to commercialize four technologies in the areas of multilayer optical coatings, magnetic materials, metallurgical coatings and atomic ceramics. This objective was based on Osmic's unique ability to engineer materials on the atomic scale and knowledge of the high quench rate processes by which nonequalibrium materials can be produced. Today, substantially, all of Osmic's product sales originate from being one of the world's leading commercial suppliers of multilayer optic products used for reflecting x-rays and neutrons. These products are used in analytical equipment, research applications and in prototypes for technologies such as x-ray lithography, microscopy and astronomy. Osmic is also pursuing strategic alliances to commercialize developed technologies in the areas of high-performance permanent magnet powders and solid lubricant thin-films.

Stock / Ownership History

         In connection with an approximate $21,000,000 financing in December 1985 among Osmic, Energy Conversion Devices, Inc. ("ECD") and Manning & Napier Advisors, Inc. ("Manning & Napier") on behalf of their accredited investor clients (the "Investment Agreement"), Osmic transferred approximately $11,000,000 of the $21,000,000 it received to ECD and, in exchange, ECD was to transfer to Osmic, ECD's pre-existing synthetic materials technology and related equipment. In addition, in return for 100% or 1,400,000 of the outstanding shares of Common Stock of Osmic, $.01 par value ("Osmic Common Stock"), ECD granted to Osmic a worldwide, irrevocable, exclusive license (including the right to grant sublicenses) to make, use and sell products using any or all of ECD's synthetic materials technology (including all relevant United States and foreign patents and patent applications).

         Effective August 18, 1993 ("Closing Date"), in connection with the termination of a February 1988 Consent Decree between ECD and Manning & Napier and pursuant to Order of the United States District Court for the Western District of New York ("Court") and pursuant to Section 3 (a) (10) of the Securities Act of 1933, ECD the former 100% holder of Osmic Common Stock conveyed all of the issued and outstanding Osmic Common Stock to the holders of record as of July 2, 1993 of Osmic's Preferred Stock pro rata according to their ownership percentage of Osmic Preferred Stock as of such record date. In exchange for the total settlement of claims against one another and in exchange for various proprietary interests, ECD conveyed Osmic's Common Stock to the respective holders of Osmic Preferred Stock and ECD was granted irrevocable, non-exclusive, worldwide, royalty-free rights, with the right to sublicense such rights to Osmic's superconductivity and clear coat technologies.

         Effective July 18, 1994, the Company adopted a Plan of Recapitalization wherein each share of preferred stock and resultant rights were exchanged for an equivalent number of shares of common stock. Therefore, the Company currently has only common stock issued and outstanding. Osmic understands that Manning & Napier had dispositive power or voting control over substantially all the outstanding shares of Osmic Common Stock. Mr. William Manning, as founder, President and majority shareholder of Manning & Napier, may be deemed to be the controlling person of Manning & Napier, and, as such, may be deemed to have control over substantially all of the shares of Osmic Common Stock owned by Manning & Napier's clients.

Amorphous X-Ray Dispersive Mirrors / Supermirrors

         Although a number of materials reflect visible light and consequently can be used as ordinary mirrors, only a very limited number of materials can be used to reflect highly penetrative X-rays, especially the longer wavelength X-rays used for the analysis of light elements. Conventional X-ray reflective materials are crystalline and thus are both difficult to form to curved surfaces and are expensive. In addition, these materials reflect a very limited range of X-ray energies (wavelengths) efficiently, degrade rapidly in air, are not durable, and are, in some cases, toxic.

         Osmic has used the thin-film synthetic multilayer (SML) technology--also referred to as an amorphous superlattice--to develop synthetic crystals that can be used for X-ray dispersive mirrors which are commonly used in wavelength dispersive X-ray fluorescent spectrometers for industrial measurement and research applications. Ovonyx(TM) X-ray dispersive mirrors enhance reflectivity for light element X-rays for which there were previously no satisfactory products available. They also have increased durability (surfaces not easily scratched during routine handling) and increased thermal stability. Ovonyx(TM) X-ray mirrors increase analytical sensitivity and provide for superior performance in analysis of light elements. Ovonyx(TM) X-ray mirrors utilize nontoxic materials. Osmic's technology also permits fabrication on complex surfaces.

         Osmic supplys such major original equipment manufacturers as Nederlandse Philips Bedrijven B.V. ("Philips"), Rigaku Corporation ("Rigaku") and Siemens AG X-Ray Analytical Systems ("Siemens"), and sells X-ray mirrors to upgrade existing instruments. Osmic also has sold X-ray mirrors to researchers in the fields of X-ray lasers, X-ray astronomy, plasma diagnostics and synchrotron radiation.

         In 1995, the Company began commercializing a laterally-graded multilayer mirror under the tradename Gutman Optics. These optics have been introduced into X-ray diffraction applications by the Company's current OEM customers. Furthermore, during fiscal year 1996 Osmic was granted a Phase II Small Business Innovative Research ("SBIR") award for $200,000 related to new applications for this multilayer product. Osmic is evaluating the use of this product and its other multilayer products in a number of other applications, including X-ray medical diagnostics.

         Based on Osmic's SML technology used to manufacture X-ray optics, Osmic has adapted, with U.S. Government funding support, multilayer mirrors for use as neutron polarizing and non-polarizing dispersive reflectors to be used in neutron waveguide systems, components and instrumentation. Osmic has begun to commercialize this supermirror technology.

High-Performance Permanent Magnets

         Permanent magnets are utilized in a wide range of commercial and industrial applications, including automotive motors, industrial motors, consumer appliances, loud speakers, microphones and headphones and nuclear magnetic resonance imaging systems. Permanent magnets often are classified by their "magnetic energy product," which provides an indication of the work which can be done with motors or actuators using a fixed volume of magnet. With permanent magnets that possess a high magnetic energy product, manufacturers can design lighter, smaller and more efficient equipment and appliances.

         Osmic has worked on developing rare earth-based, high-performance, permanent magnets and has established a limited proprietary position. Osmic has suspended its production and research activity and since fiscal year 1995 has concentrated on locating and enabling a strategic partner to commercialize the Company's technology. The Company has begun a relationship with a Chinese partner to commercialize this technology and is searching for additional partners. (For additional information related to Osmic's efforts to commercialize its magnet technology, see Item 1: Description of Business--Competition--Magnets.)

Patents, Know-How and Technology

         Osmic has a worldwide, exclusive license (including the right to grant sublicenses) to make, use and sell under all of ECD's technology (including all relevant United States and foreign patents and patent applications) for application in specialized coatings, X-ray dispersive mirrors, high-performance magnets, Atomic Ceramics(TM), and certain applications of superconductivity. Many of the patents and patent applications included in this technology cover inventions by Stanford R. Ovshinsky, ECD's President and Chief Executive Officer and Osmic's Former Chief Executive Officer and Chairman of the Board, who has irrevocably assigned all such patents and patent applications to ECD. The license also includes all future improvements in the licensed technology conceived, developed or otherwise acquired by ECD during the term of the license agreement. Osmic has granted ECD a cross-license on technology developed or acquired by Osmic on a nonexclusive basis, limited, however, to applications outside the fields of specialized coatings, X-ray dispersive mirrors, high-performance magnets, certain aspects of superconductivity and Atomic Ceramics(TM).

         Osmic has been developing further technologies applicable to specialized coatings, X-ray dispersive mirrors, high-performance magnets and Atomic Ceramics(TM) and as of July 31, 1996 in these areas owned 2 United States pending patent applications, 34 issued United States patents and approximately 111 corresponding foreign patent applications issued or pending. Osmic believes that patent protection is important for it to compete effectively.
ECD patents, exclusively licensed to Osmic, and Osmic's patents and patent applications have not been tested judicially and, accordingly, no assurance can be given as to either the validity or scope of the patent protection. Osmic has no knowledge of any patent infringement claims, formal or otherwise, against Osmic although there has been substantial patent activity in the high-performance magnet field by Magnequench International ("MQI"), a former subsidiary of General Motors Corporation ("GM"), which may affect Osmic's ability to commercialize its magnet technology. Pursuant to the terms of the Termination Agreement, ECD received nonexclusive rights to Osmic's clear coat and superconductivity technologies (see Item 13: Certain Relationships and Related Transactions--Agreement to Terminate Consent Decree). (See also Item
1:  Competition--Magnets.)

Summary of Revenues

         See Item 6: Selected Financial Data. For discussion of Osmic's working capital and liquidity, see Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Backlog

         Osmic had a backlog as of July 31, 1996 of $757,000 compared to $581,000 as of July 31, 1995. Osmic expects this backlog to be filled during the current fiscal year.

Raw Materials

         Raw materials used in Osmic's business are generally available from a variety of sources.

Competition

         General

         Osmic competes with firms, both domestic and foreign, which perform research and development, as well as manufacture and sell products. Some competing manufacturers have well-established business organizations and product lines, as well as extensive resources, research and development staffs and facilities which greatly exceed those of Osmic. Because Osmic's principal activities have been devoted to developing its technology, including production technology, products and product applications, as well as the testing of prototypes, Osmic has been competing primarily on the basis of its inventions, its technology and its research and development activities.

         Osmic's ability to compete will depend not only on the proprietary nature of its products and know-how, but also on its ability to generate substantial sales, establish efficient manufacturing procedures for volume production and obtain funds for the increased financial requirements that accompany increased production.

         X-ray Dispersive Mirrors / Supermirrors

         Osmic is the leading commercial supplier of synthetically made X-ray dispersive mirrors. Osmic sells these X-ray dispersive mirrors to leading original equipment manufacturers of instruments such as X-ray fluorescence (stand-alone) spectrometers and electron microprobe X-ray spectrometers, including Philips, Rigaku and Siemens. Osmic's X-ray dispersive mirrors compete against both acid phthalate crystals and Langmuir-Blodgett pseudo-crystals for these commercial applications. To Osmic's knowledge, fewer than 10 companies in the United States, Europe and Japan market acid phthalate crystals and Langmuir-Blodgett pseudocrystals. Osmic has become aware of four companies, Moxtek located in Utah, Opto-Line Assoc. located in Massachusetts, Seifert located in Germany and FOM located in the Netherlands, that have offered multilayer X-ray dispersive mirrors for sale. To Osmic's knowledge, these companies have not reported any commercial sales of these products.
Osmic believes that many of these products will infringe upon its issued patents and has notified these companies of possible infringement. Osmic also sells X-ray dispersive mirrors for custom applications, such as scientific research. Certain custom applications require highly focused or very large X-ray dispersive mirrors. Osmic believes that both acid phthalate crystals and Langmuir-Blodgett pseudo-crystals entail limitations that restrict their usefulness for such custom applications.

         Magnets


         Osmic believes that approximately a dozen major companies in the U.S. manufacture and sell high-performance, permanent, rare-earth magnets. No one company presently dominates this market. However, MQI has historically dominated the rapidly solidified iron-neodymium-boron powder segment of this market which is the segment Osmic intends to enter through strategic partners. Osmic has developed magnet materials and processes for making such materials which exhibit an intergranular interaction effect and are covered by patents and patent applications. MQI has been granted basic U.S. patents covering certain high-performance magnet technology which relates to certain magnet technology utilized by Osmic. MQI's patents may affect Osmic's ability to commercialize its magnet technology in the U.S. and other areas as well. Consequently, Osmic is presently evaluating its alternatives for commercializing its high-performance magnet technology including joint ventures, licensing and product sales.

         Substantial patent activity by MQI in the high-performance magnet field has resulted in the U.S. Navy disputing MQI's claim to priority regarding the class of iron-neodymium-boron magnet materials. Successful resolution of this dispute in favor of the U.S. Navy would remove an obstacle to Osmic's commercialization of its improved high-performance magnet technology. On June 28, 1995, GM announced the sale of MQI to a company owned substantially by two Chinese state-owned organizations. The effect of this sale on Osmic's ability to commercialize this technology is currently unknown.

Product Research and Development

         All of Osmic's research and development costs are expensed as incurred.

         The following is a summary of Osmic's direct expenditures for product research and development (excluding patent, operating, general and administrative and interest expenses) for the three years ended June 30, 1996.


                                              1996             1995             1994
                                           ----------       ----------       ----------
         Sponsored by Licensees
          & Business Partners             $ 136,733        $    76,850      $    54,180
         Sponsored by Osmic                 358,997            371,079          859,803
                                          ----------       -----------      -----------
                                          $ 495,730        $   447,929      $   913,983
                                          =========        ===========      ===========

Employees

         As of August 31, 1996, Osmic had 22 full-time employees: 12 were directly involved in production and the development of production techniques; 4 were involved in research and development; and 6 were involved in management, marketing and administration. Osmic considers its relations with its employees to be satisfactory.


ITEM 2.  PROPERTIES

         Osmic leases 12,480 square feet of space at 1788 Northwood, Troy, Michigan at a current monthly rental of $4,576. The lease expires in 2002. Management believes that this facility is generally adequate for its present operations and is maintained in a good state of repair.


ITEM 3.  LEGAL PROCEEDINGS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

         A tabulation of the proposals submitted to security holders for vote at the Company's Special Stockholders Meeting on December 21, 1995 are included in the Company's Quarterly Report on Form 10-Q dated December 31, 1995 and incorporated herein by reference. No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this Report.



                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Effective July 18, 1994, the Company exchanged each share of preferred stock and resultant rights for one share of common stock as part of a Plan of Recapitalization. Therefore, the Company has currently only common stock issued and outstanding. On the same date, the Company authorized a new class of preferred stock.

         The total number of shares of all classes of stock which Osmic has authority to issue is 6,000,000, of which 2,000,000 shares are designated Osmic Preferred Stock and 4,000,000 shares are designated Osmic Common Stock. As of August 31, 1996, Osmic had no shares issued and outstanding of Osmic Preferred Stock and 1,970,894 shares issued and outstanding of Osmic Common Stock representing approximately 400 holders of record.

         Osmic's Common Stock is not traded in any publicly traded stock market. Osmic has paid no dividend on Osmic Common Stock. As of August 31, 1996, the Company has issued and outstanding 69,250 stock options to purchase Osmic Common Stock of which 24,063 were immediately exercisable.

ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below is certain financial information taken from the Company's Financial Statements.

                                    1996             1995             1994             1993             1992
                                    ----             ----             ----             ----             ----
                                                   (In thousands, except per share amounts)
Statement of Operations Data:
Product sales                     $3,522           $2,192            $1,607          $1,392            $1,441
Revenues from business
  agreements                         246              107                69              28               417
Other revenues                        77               83                96             133               107
Total revenues                     3,845            2,382             1,772           1,553             1,965
Pre-tax income (loss)              1,061              394              (368)           (671)             (500)
Net income (loss)                    671              236              (368)           (671)             (500)
Net income (loss) per
  common share                      0.34             0.12             (0.26)          (0.48)            (0.36)

Balance Sheet Data:
Working capital                   $1,719           $1,023           $   544          $  947            $1,523
Total assets                       3,578            1,548             1,220           1,354             1,981
Stockholders' equity               2,992            1,170               747           1,115             1,786

Percentages and Ratios:
Gross profit                          58%              70%               64%             66%               68%
Current ratio                       3.93             3.71              2.15            4.97              8.79
Quick ratio                         1.85             2.33              0.64            3.03              5.52


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion relating to the three years ended June 30, 1996 should be read in conjunction with the Company's Financial Statements and related Notes.

Liquidity and Capital Resources

         As of June 30, 1996, Osmic had working capital of approximately $1,719,000 including cash of approximately $1,082,000.

Results of Operations

         Year Ended June 30, 1996 Compared to Year Ended June 30, 1995


         The increase in net income from $236,312 for the year ended June 30, 1995 to $671,259 for the year ended June 30, 1996 was primarily due to increased product sales.

         The increase in product sales of approximately $1,330,000 or 61% from $2,191,771 in the year ended June 30, 1995 to $3,521,992 in the year ended June 30, 1996 was due to increases in standard x-ray product sales and custom projects completed in fiscal year 1996 including laterally graded Gutman Optics and neutron guide units.

         The increase in revenues from business agreements from $106,564 in the year ended June 30, 1995 to $246,031 in the year ended June 30, 1996 was primarily due to Small Business Innovative Research ("SBIR") contracts with the Department of Commerce and NASA and a consulting agreement for the development and commercialization of the Company's magnet technology.

         Osmic generated revenues from four major customers representing approximately 57% of total revenues for the year ended June 30, 1996 as compared to 32% of total revenues from two major customers for the year ended June 30, 1995. Revenues from unaffiliated customers in foreign countries represent approximately 78% and 76% of total revenue for the years ended June 30, 1996 and 1995, respectively. All sales in foreign countries are in U.S. dollars.

         The increase in cost of product sales from $647,130 in the year ended June 30, 1995 to $1,467,032 in the year ended June 30, 1996 was due to increased unit product sales and a change in product mix. Gross profit as a percentage of sales decreased by 12%, from 70% in fiscal year 1995 to 58% in fiscal year 1996 as a result of a change in product mix, specifically a higher percentage of total sales in 1996 were for custom and neutron products.

         The increase in cost of revenue from business agreements from $76,850 for the year ended June 30, 1995 to $136,733 for the year ended June 30, 1996 was primarily due to increased revenue from contracts in 1996.

         Direct product development and research expense remained relatively constant at $371,079 for the year ended June 30, 1995 and $358,997 for the year ended June 30, 1996.

         The decrease in operating, general and administrative expenses from $804,653 in the year ended June 30, 1995 to $724,085 in the year ended June 30, 1996 was primarily due to the separation with the Company's former President at the end of fiscal year 1995.

         The increase in the income tax provision from $158,000 for the year ended June 30, 1995 to $390,000 for the year ended June 30, 1996 is a result of the continued increase in the Company's profitability. The tax benefit associated with utilizing the Company's net operating loss carryforwards are reflected in the balance sheet as an increase in retained earnings. The Company's current tax liability payable is $55,000.

         The Company's balance sheet reflects a significant increase in the Company's accounts receivable as a result of delivering a $560,000 neutron guide order at the end of the fourth quarter of 1996.

         Year Ended June 30, 1995 Compared to Year Ended June 30, 1994


         The turnaround from a net loss of ($368,142) for the year ended June 30, 1994 compared to a net income of $236,312 for the year ended June 30, 1995 was primarily due to increases in product sales and implementation of a reorganization plan inclusive of the suspension of the magnet program.

         The increase in product sales of approximately $585,000 or 36% from $1,606,699 in the year ended June 30, 1994 to $2,191,771 in the year ended June 30, 1995 was due to increases in standard x-ray product sales and custom projects completed in fiscal year 1995 partially offset by a reduced amount of neutron products sold under a distributorship agreement.

         The increase in revenues from business agreements from $68,823 in the year ended June 30, 1994 to $106,564 in the year ended June 30, 1995 was primarily due to the award of both a Phase I SBIR Program and a Cooperative Research and Development Agreement ("CRADA") in 1995.

         Osmic generated revenues from two major X-ray dispersive mirror customers representing approximately 32% of total revenues for the year ended June 30, 1995 as compared to 12% of total revenues from one major customer for the year ended June 30, 1994. Revenues from unaffiliated customers in foreign countries represent approximately 76% and 58% of total revenue for the years ended June 30, 1995 and 1994, respectively. All sales in foreign countries are in U.S. dollars.

         The increase in cost of product sales from $583,065 in the year ended June 30, 1994 to $647,130 in the year ended June 30, 1995 was due to increased unit product sales. Gross profit as a percentage of sales was increased by 6%, from 64% in fiscal year 1994 to 70% in fiscal year 1995 as a result of a higher percentage of standard and custom X-ray projects as compared to neutron products sold through a distribution agreement with a French company which was terminated in fiscal year 1995.

         The increase in cost of revenue from business agreements from $54,180 for the year ended June 30, 1994 to $76,850 for the year ended June 30, 1995 was primarily due to performing under both a SBIR and CRADA contract in fiscal year 1995.

         The decrease in direct product development and research expense from $859,803 in the year ended June 30, 1994 to $371,079 in the year ended June 30, 1995 was primarily due to the suspension of the magnet research and development program.

         The increase in operating, general and administrative expenses from $571,011 in the year ended June 30, 1994 to $804,653 in the year ended June 30, 1995 was due to a separation agreement with the Company's former President and increases in directors and consulting fees, employee bonuses accrued and marketing expenses.

         The income tax provision of $158,000 for the year ended June 30, 1995 is a result of the turnaround in the Company's profitability. The tax benefit associated with utilizing the Company's net operating loss carryforwards are reflected in the balance sheet as an increase in retained earnings. The Company has no current tax liability payable.

         Due to the completion of a neutron contract under the Company's terminated distributorship agreement, accounts receivable and accounts payable were reduced by approximately $211,000 and $182,000, respectively, representing the most significant balance sheet fluctuation from 1994 to 1995.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary financial information included in this report are set forth on the Index to Financial Statements and Financial Statement Schedules appearing on page F-1 of this Report.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         The information called for by the items within this part is included in the Company's 1996 Proxy Statement, and is incorporated herein by reference, as follows:

                                                            Caption(s) in 1996
                                                              Proxy Statement
                                                            ------------------

ITEM 10.  Directors and Executive Officers
          of the Registrant                                "Election of Directors"

ITEM 11.  Executive Compensation                           "Executive Compensation"

ITEM 12.  Security Ownership of Certain
          Beneficial Owners and Management         "Voting Securities and Principal Holders Thereof" and
                                                   "Election of Directors"

ITEM 13.  Certain Relationships and
          Related Transactions                     "Certain Relationships and Related Transactions"


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  1. Financial Statements:

                 The financial statements filed with this Report are listed on page F-1.

              2. Financial Statement Schedules:

                 The financial statement schedules are not required under the Securities and Exchange Commission's instructions or are inapplicable and, therefore, have been omitted.

              3. Exhibits:

                 The exhibits filed with this Report are listed on the "Exhibit Index" on page E-1.

         (b)  Reports on Form 8-K

                 The Company filed a Report on Form 8-K, dated July 11, 1996, reporting a change in the Company's independent auditors, from Coopers & Lybrand LLP to Arthur Andersen LLP.

                                   Signatures

           Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           Osmic, Inc.



           By /s/ Wes L. Hardenburg
             --------------------------
           Wes L. Hardenburg, Secretary

Dated: September 19, 1996

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


 /s/ Joseph Ben-Gal                             Director and Chairman                 September 19, 1996
- ---------------------                           of the Board and Principal
Joseph Ben-Gal                                  Executive Officer


 /s/ Joel C. Domino                             Director                              September 19, 1996
- ---------------------
Joel C. Domino


 /s/ Emil Strumban                              Director                              September 19, 1996
- ---------------------
Emil Strumban


 /s/ Wes L. Hardenburg                          Principal Financial and               September 19, 1996
- -----------------------                         Accounting Officer
Wes L. Hardenburg


                                  OSMIC, INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements of Osmic, Inc. are referred to in Item 8:



         Report of Independent Public Accountants                 F-2

         Balance Sheet - June 30, 1996 and 1995                   F-3

         Statements of Operations - years ended
             June 30, 1996, 1995, and 1994                        F-4

         Statements of Stockholders' Equity - years
             ended June 30, 1996, 1995 and 1994                   F-5

         Statements of Cash Flows - years ended
             June 30, 1996, 1995 and 1994                         F-6

         Notes to Financial Statements                            F-7

         All other schedules, for which provision is made in Regulation S-X, have been omitted because they are not required under the instructions contained therein, are inapplicable, or information required is included in a note to the financial statements.

                    Report of Independent Public Accountants



Board of Directors
Osmic, Inc.


We have audited the accompanying balance sheets of Osmic, Inc. (a Delaware Corporation) as of June 30, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osmic, Inc. as of June 30, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.


                                                 ARTHUR ANDERSEN LLP

Detroit, Michigan
August 23, 1996

                                  Osmic, Inc.
                                 BALANCE SHEET

             ASSETS


                                                                                  June 30,
                                                                    ---------------------------------------

                                                                                1996            1995
                                                                                ----            ----
Current assets:
  Cash and cash equivalents                                              $ 1,082,413     $   879,922
  Accounts receivable                                                      1,064,041         355,275
  Inventories                                                                156,298         163,153
  Prepaid expenses                                                             2,347           3,150
                                                                         -----------     -----------
     Total current assets                                                  2,305,099       1,401,500

Other assets                                                                  40,000          60,000
Deferred income taxes                                                        816,000          -
Net property and equipment                                                   416,706          86,310
                                                                         -----------    ------------

                                                                         $ 3,577,805     $ 1,547,810
                                                                         ===========     ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
  Accounts payable                                                       $   139,278     $    55,075
  Accrued expenses                                                           277,057         188,236
  Accrued compensation                                                       169,558         134,846
                                                                         -----------     -----------
     Total current liabilities                                               585,893         378,157

Stockholders' equity:
  Preferred stock, no par value, 2,000,000 shares
     authorized; none outstanding                                            -               -
  Common stock, par value $.01 per share- 4,000,000
    shares authorized; 1,970,894 shares issued                                19,709          19,709
  Additional paid-in capital                                                 755,632         755,632
  Retained earnings                                                        2,216,571         394,312
                                                                         -----------     -----------
     Total stockholders' equity                                            2,991,912       1,169,653
                                                                         -----------     -----------

                                                                         $ 3,577,805     $ 1,547,810
                                                                         ===========     ===========

- -------

See notes to financial statements.

                                  Osmic, Inc.
                            STATEMENTS OF OPERATIONS

                                                                                      Years ended June 30,
                                                                     -------------------------------------------------
                                                                         1996               1995                  1994
                                                                         ----               ----                  ----
Total revenue                                                         $ 3,801,423        $ 2,368,853          $ 1,765,947
                                                                      ===========        ===========          ===========


Net product sales                                                     $ 3,521,992        $ 2,191,771          $ 1,606,699
Cost of products sold                                                   1,467,032            647,130              583,065
                                                                      -----------        -----------          -----------
    Gross profit                                                        2,054,960          1,544,641            1,023,634

Other operating revenue:
  Revenue from business agreements                                        246,031            106,564               68,823
  Other revenue                                                            33,400             70,518               90,425
                                                                      -----------        -----------          -----------
    Total other operating revenue                                         279,431            177,082              159,248

Operating expenses:
  Cost of revenues from business agreements                               136,733             76,850               54,180
  Product development and research                                        358,997            371,079              859,803
  Patent fees and expenses                                                 96,693             87,815               72,265
  Selling, general and administrative                                     724,085            804,653              571,011
                                                                      -----------        -----------          -----------

    Total operating expenses                                            1,316,508          1,340,397            1,557,259
                                                                      -----------        -----------          -----------

Operating income (loss)                                                 1,017,883            381,326             (374,377)

Interest income                                                            43,376             12,986                6,235
                                                                      -----------        -----------          -----------

Income (loss) before provision for income taxes                         1,061,259            394,312             (368,142)

Provision for income taxes                                                390,000            158,000                -
                                                                      -----------        -----------          -----------


Net income (loss)                                                     $   671,259        $   236,312          $  (368,142)
                                                                      ===========        ===========          ===========


Net income (loss) per common share                                    $      0.34        $      0.12          $     (0.26)
                                                                      ===========        ===========          ===========



- ----------


See notes to financial statements.

                                  Osmic, Inc.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                For the Years Ended June 30, 1996, 1995 and 1994


                                       $27 Par Value                $.01 Par Value
                                      Preferred Stock                Common Stock
                               -----------------------------    -------------------------                 Retained
                                 Number                            Number                   Additional    Earnings
                                  of                                of                       Paid-In   (Accumulated   Stockholders'
                                Shares          Amount            Shares         Amount      Capital      Deficit)      Equity
                              --------      ------------         ---------     ---------    -----------  ------------   -----------
Balance at July 1, 1993        556,463      $ 15,024,501         1,400,000     $  14,000    $ 9,013,347  $(22,936,701)  $ 1,115,147
Preferred shares exchanged
  for ECD Common Stock          (5,524)         (149,148)                                       149,148
Net loss for the year
  ended June 30, 1994                                                                                        (368,142)     (368,142)
                              --------      ------------         ---------     ---------    ------------ ------------   -----------
Balance at June 30, 1994       550,939        14,875,353         1,400,000        14,000      9,162,495   (23,304,843)      747,005
Common shares issued in
  exchange of preferred stock
  and quasi-reorganization    (550,939)      (14,875,353)          550,939         5,509     (8,434,999)   23,304,843
Non-employee directors
  common stock issued                                               19,955           200         28,136                      28,336
Net income for the year
  ended June 30, 1995                                                                                         236,312       236,312
Benefit of NOL carryforward                                                                                   158,000       158,000
                              --------       -----------         ---------     ---------    -----------  ------------   -----------
Balance at June 30, 1995          -                -             1,970,894        19,709        755,632       394,312     1,169,653
Net income for the year
  ended June 30, 1996                                                                                         671,259       671,259
Benefit of NOL carryforward                                                                                 1,151,000     1,151,000
                              --------       -----------         ---------     ---------    -----------  ------------   -----------
Balance at June 30, 1996          -          $     -             1,970,894     $  19,709    $   755,632  $  2,216,571   $ 2,991,912
                              ========       ===========         =========     =========    ===========  ============   ===========

See notes to financial statements.

                                  Osmic, Inc.
                            STATEMENTS OF CASH FLOWS


                                                                                           Years Ended June 30,
                                                                               -------------------------------------------
                                                                                    1996             1995           1994
                                                                                    ----             ----          -----
Operating activities:
  Net income (loss)                                                            $   671,259       $  236,312      $ (368,142)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation                                                                  37,542           53,279          74,355
      Amortization                                                                  20,000           20,000          20,000
      Gain on sale of equipment                                                    (18,400)            -             (9,226)
      Increase in deferred income taxes                                           (816,000)            -               -
      Benefit of NOL carryforward                                                1,151,000          158,000            -
      Non-employee director common stock issued                                       -              28,336            -
  Changes in operating assets and liabilities:
      Accounts receivable, net                                                    (708,766)         151,570        (260,193)
      Inventory                                                                      6,855           43,153          11,199
      Other current assets                                                             803           (3,150)           -
      Accounts payable                                                              84,203          (74,644)         38,935
      Accrued expenses                                                              88,821         (112,652)        199,474
      Accrued compensation                                                          34,712           91,986          (3,429)
                                                                               -----------       ----------      ----------
Net cash provided by (used in) operations                                          552,029          592,190        (297,027)
                                                                               -----------       ----------      ----------

Investing activities:
  Purchases of capital equipment                                                  (367,938)         (16,600)        (33,571)
  Purchases of other assets                                                           -                -           (100,000)
  Proceeds from sale of capital equipment                                           18,400             -             13,110
                                                                               -----------       ----------      ----------
Net cash (used in) investing activities                                           (349,538)         (16,600)       (120,461)
                                                                               -----------       ----------      ----------

Net increase (decrease) in cash
  and cash equivalents                                                             202,491          575,590        (417,488)

Cash and cash equivalents at beginning  of period                                  879,922          304,332         721,820
                                                                               -----------       ----------      ----------

Cash and cash equivalents at end  of period                                    $ 1,082,413       $  879,922      $  304,332
                                                                               ===========       ==========      ==========

- -------

See notes to financial statements.

                                  Osmic, Inc.

                         Notes to Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of Business

         Osmic, Inc. ("Osmic"), formerly Ovonic Synthetic Materials Company, Inc., was incorporated as a Delaware corporation in October 1985. Until August 18, 1993, Osmic was a wholly-owned subsidiary of Energy Conversion Devices, Inc. ("ECD").

         Osmic is engaged in the research, development and production of synthetic materials products. Building upon the patents, know-how and technology of Osmic in amorphous and disordered materials, Osmic is developing and produces tailored amorphous and related materials to replace or improve upon pre-existing materials.

   Cash and cash equivalents

         Cash and cash equivalents include cash on hand, amounts due from banks and debt instruments with an original maturity of three months or less.

   Inventories

         Inventories are valued at the lower of cost (first-in, first-out method) or market.

   Other assets

         Other assets reflect a patent license purchased at cost, net of accumulated amortization. The license is amortized utilizing the straight-line method over the estimated useful life of the asset. Accumulated amortization is $60,000 at June 30, 1996. The estimated useful life of the license is considered to be five years.

   Property and Equipment

         All property and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the individual assets. The estimated lives of the assets range from 3 to 10 years. Repairs and maintenance are charged to expense as incurred.

   Income taxes

         Effective July 1, 1991, Osmic elected to adopt Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This statement mandates the use of the liability method of accounting for deferred income taxes.

                                  Osmic, Inc.

                         Notes to Financial Statements





1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   Revenue Recognition

         Revenue from product sales are recognized upon shipment of the product. Revenue from business agreements which are on a cost-plus basis are recognized in accordance with the terms of the agreement. Revenues from other business agreements are accounted for on a percentage of completion basis; if there are losses, Osmic records losses at the time such losses become apparent. All costs incurred by Osmic in connection with its performance under these agreements are recorded in Osmic's financial statements as cost of revenues from business agreements.

   Major Customers

         The Company had four major customers for the year ended June 30, 1996 and two major customers for the years ended June 30, 1995 and 1994. Revenues from these customers accounted for approximately 57%, 32% and 28% of net product sales, respectively. These customers represented approximately 55% and 24% of accounts receivable at June 30, 1996 and 1995, respectively. Revenues from unaffiliated customers in foreign countries represent approximately 78%, 76% and 58% of total revenue for the years ended June 30, 1996, 1995 and 1994, respectively. All sales in foreign countries are in U.S. dollars.

   Retirement plans

         The Company has a defined contribution plan covering substantially all employees. The Company's policy is to fund retirement costs accrued.

   Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Net income (loss) per common share

         Net income (loss) per share is based on the weighted average number of common shares outstanding during the year.

                                  Osmic, Inc.

                         Notes to Financial Statements




2.  INVENTORIES

         Inventories are summarized below:

                                                        June 30
                                              -------------------------------
                                                 1996                  1995
                                              ----------          -----------
              Finished products                 $ 66,446            $  51,629
              Work in progress                    64,772               77,991
              Raw Materials                       25,080               33,533
                                                --------            ---------
                                                $156,298            $ 163,153
                                                ========            =========

3.  PROPERTY AND EQUIPMENT

        A summary of property and equipment is shown below:

                                                          June 30
                                              ---------------------------------
                                                   1996                  1995
                                              -----------           -----------
        Leasehold improvements                 $  362,033            $  285,877
        Machinery and equipment                 3,711,857             3,420,075
                                               ----------            ----------
                                                4,073,890             3,705,952
        Less accumulated depreciation           3,657,184             3,619,642
                                               ----------            ----------
                                               $  416,706            $   86,310
                                               ==========            ==========

4. INCOME TAXES

        The provision for income taxes for the years ended June 30, 1996 and 1995 was different than the amount computed using the United States statutory income tax rate and is summarized below:

                                                               1996                      1995
                                                               ----                      ----
        Tax at the statutory rate (34%)                      $361,000                  $134,000
        Effect of book / tax
         depreciation differences                              (5,000)                    5,000
        State income taxes                                     29,000                    18,000
        Other                                                   5,000                     1,000
                                                             --------                  --------
              Income tax provision                           $390,000                  $158,000
        Effect of utilizing net operating
         loss carryforwards:
          Federal income taxes                               $335,000                  $140,000
          State income taxes                                     -                       18,000
                                                             --------                  --------
              Current income tax liability                   $ 55,000                  $   -
                                                             ========                  ========

                                  Osmic, Inc.

                         Notes to Financial Statements





4. INCOME TAXES - CONTINUED

Temporary differences and carryforwards which give rise to deferred tax assets at June 30 are as follows:

                                                               1996                  1995
                                                               ----                  ----
        Net operating loss carryforwards (@34%)            $ 3,571,000          $ 3,917,000
        Research and development credit                        128,000              128,000
        Depreciation                                            28,000               33,000
        Alternative minimum tax credit                          12,000                 -
        Valuation allowance                                 (2,923,000)          (4,078,000)
                                                           -----------          -----------
        Total deferred tax assets                          $   816,000          $      -
                                                           ===========          ===========

        In accordance with SFAS No. 109, a valuation allowance on the deferred tax assets has been established to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income. The tax benefit of utilizing available net operating loss carryforwards is credited to retained earnings as a result of the quasi-reorganization discussed in Note 5.

At June 30, 1996, Osmic's remaining net tax operating loss carryforwards expire as follows:

              2002                                  $  4,628,000
              2003                                     3,347,000
              2004                                       990,000
              2005                                       401,000
              2006                                       189,000
              2007                                       625,000
              2008                                       322,000
                                                    ------------
                                                    $ 10,502,000
                                                    ============


5.  QUASI-REORGANIZATION AND PLAN OF RECAPITALIZATION

        Effective July 18, 1994, the shareholders approved a capital reorganization of the Company which resulted in the exchange of all issued and outstanding preferred shares for common shares on a one-for-one basis. In connection with this plan of recapitalization, the Company reclassified its accumulated deficit as of July 1, 1994 as a reduction of the additional paid-in-capital to better reflect the financial position and new operating focus of the Company. The quasi-reorganization did not involve any revaluation of assets or liabilities.

                                  Osmic, Inc.

                         Notes to Financial Statements



6.  RELATED PARTY TRANSACTION

        The Company paid $50,000 to the Chairman of Board, Dr. Zvi Yaniv, for consulting services performed during the year ended June 30, 1995.

7.  LEASES

        Rental expense under an operating lease agreement for the Company's facilities approximated $54,900 in 1996, 1995 and 1994. The lease expires in 2002 and as of June 30, 1996, has future minimum lease commitments as follows:

        For year ending June 30:

              1997                            $  54,900
              1998                               58,200
              1999                               59,300
              2000                               59,300
              2001                               61,600
              Thereafter                         78,000
                                              ---------
                                              $ 371,300
                                              =========

8.  STOCK OPTION PLAN

        Under the 1994 Employees' Incentive Stock Option Plan, the Company has made available 200,000 shares of common stock for key employees. The options vest and become exercisable in equal annual installments over three years. All options have an exercise price equal to market value at date of grant. As of June 30, 1996, there were 130,750 shares that remained available for grant under this plan.

        A summary of activity during fiscal years 1996 and 1995 follows:

                                                            Number of Shares          Per Share
                                                            1996        1995         Option Price
                                                           ------      ------        ------------
        Outstanding at July 1                              27,000        -             $1.42
        Options granted                                    42,750      39,500          $1.42
        Options cancelled                                    (500)    (12,500)         $1.42
                                                           ------     -------

        Outstanding at June 30                             69.250      27,000          $1.42
                                                           ======     =======

        Exercisable at June 30                             24,063       6,750          $1.42
                                                           ======     =======

                                  Osmic, Inc.

                         Notes to Financial Statements



9.  NON-EMPLOYEE DIRECTORS' STOCK PLAN

        Under the 1994 Non-Employee Directors' Stock Plan, the Company has made available 150,000 shares of common stock for non-employee directors. Under the Plan, each non-employee director is entitled to receive an award grant of such number of shares of common stock as equal a fair market value of $10,000. As of June 30, 1996, 19,955 shares of common stock have been cumulatively issued pursuant to this plan.

10.  BANK COMMITMENT

        The Company has available $500,000 under a bank commitment to purchase capital equipment at prime plus one percent (1%). No amounts have been drawn down under the bank commitment.

                                 EXHIBIT INDEX


Exhibit                                                                Sequential
Number   Description of Exhibit                                        Page Number
- ------   ----------------------                                        -----------
 3(a)    Certificate of Incorporation, as amended                          (1)
 3(b)    By-Laws, as amended                                               (1)
10.23    Court Order dated August 18, 1993                                 (2)
10.24    Letter of Resignation of Stanford R. Ovshinsky as                 (2)
         Chairman and Director, dated August 20, 1993
10.25    Letter of Resignation of Masat Izu as Director,                   (2)
         dated August 20, 1993
10.26    Amended and Restated License Agreement between                    (3)
         ECD and Osmic, dated August 18, 1993
10.27    Amended and Restated Royalty Trust Agreement by                   (3)
         and among ECD, William Manning, William J. Napier
         Christopher W. Beal and Manning & Napier, dated
         August 18, 1993
10.28    Employees' Incentive Stock Plan*                                  (4)
10.29    Non-Employee Directors' Stock Plan*                               (4)
10.30    Commitment Letter from Comerica Bank dated April 6, 1995          (5)
10.31    Commitment Letter from Comerica Bank dated June 26, 1996          E-2
27       Financial Data Schedule

- ----------------------------
 *       Indicates compensatory plan.
(1) Previously filed under the corresponding Exhibit Number as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference.
(2) Previously filed under the corresponding Exhibit Number as an exhibit to the Registrant's Current Report on Form 8-K dated August 18, 1993 and incorporated herein by reference.
(3) Previously filed under the corresponding Exhibit Number as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1993 and incorporated herein by reference.
(4) Previously filed as a part of Osmic's Proxy Statement for Annual Meeting of Stockholders held on July 18, 1994 and incorporated herein by reference.
(5) Previously filed under the corresponding Exhibit Number as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference.